Form 10-Q
period 2008-10-31
Nanotailor, Inc.
filed 2009-01-22
CIK 1444819

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

NANOTAILOR, INC.

(Exact nameof registrant as specifiedin its charter)

Delaware	80-0228149

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 Brazos, Suite 500
Austin, Texas 78701

(Address of principal executive offices) (Zip code)

Issuer's telephone number:

(512) 334-6064
Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

(2) Has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

56,729,298 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of January 9, 2009.

Table of Contents
		Page

PART I. FINANCIAL INFORMATION
		F-1 - F-11
Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis and Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T.	Controls and Procedures.	7

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		8

CERTIFICATIONS		8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS	Page

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4 - F-11

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	October 31, 2008 (Unaudited)	April 30, 2008

Current assets
Cash	$1,874	$99,538

Total current assets	1,874	99,538

Equipment, net of $2,533 and $1,429 accumulated depreciation, respectively	10,001	4,697

License agreement	20,000	20,000

Total assets	$31,875	$124,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$59,929	$21,232
Deferred revenue	100	-
Due to related parties	998	962
Notes payable	100,296	13,832

Total current liabilities	161,323	36,026

Stockholders’ equity (deficit)
Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 56,629,295 and 55,349,719 shares issued and outstanding, respectively	56,629	55,349
Additional paid-in capital	369,718	300,658
Deficit accumulated during the development stage	(555,795)	(267,798)

Total stockholders’ equity (deficit)	(129,448)	88,209

Total liabilities and stockholders’ equity	$31,875	$124,235

See accompanying notes to financial statements

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (FEBRUARY 1, 2007) THROUGH
OCTOBER 31, 2008
UNAUDITED

					For the period
	For the Three	For the Three	For the Six	For the Six	of Inception,
	Months Ended	Months Ended	Months Ended	Months Ended	February 1, 2007,
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007	to October 31, 2008

Net revenue		$-	$-	$-	$-

Operating expenses
Consulting fees	82,073	24,695	108,040	24,695	197,118
Legal and professional	1,934	469	40,162	5,469	99,222
General and administrative	65,728	1,121	137,789	2,266	256,374
Interest expense	1,554	174	2,006	314	3,081

Total operating expenses	(151,289)	26,459	287,997	32,744	555,795

Loss before income taxes	(151,289)	(26,459)	(287,997)	(32,744)	(555,795)

Provision for income taxes	-	-	-	-	-

Net loss	$151,289	$26,459	$(287,997)	$(32,744)	$(555,795)

Net loss per common share – basic and diluted	$-	$-	$(0.01)	$-	$(0.03)

Weighted average of common shares – basic and diluted	55,857,993	45,682,325	55,857,993	45,682,325	19,048,215

See accompanying notes to financial statements

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (FEBRUARY 1, 2007)
THROUGH OCTOBER 31, 2008
UNAUDITED

	For the Six Months Ended October 31, 2008	For the Six Months Ended October 31, 2007	For the Period of Inception, February 1, 2007, to October 31, 2008

Cash flows from operating activities
Net loss	$(287,997)	$(32,744)	$(555,795)
Adjustments to reconcile net loss to net cash provided by operating activities
Common stock issued for services	70,340	-	136,284
Depreciation	1,104	282	2,533
Changes in operating assets and liabilities
Deferred revenue	100	-	100
Increase in accrued expenses	40,197	3,020	62,583

Net cash used in operating activities	(176,256)	(29,442)	(354,295)

Cash flows used by investing activities
Purchase of equipment	(6,408)	-	(12,534)
Purchase of license agreement	-	-	(20,000)

Net cash used by investing activities	(6,408)	-	(32,534)

Cash flows from financing activities
Proceeds from issuance of related party debt	-	600	900
Proceeds from issuance of debt	85,000	4,082	97,820
Proceeds from issuance of common stock	-	-	239,983
Capital contribution	-	50,000	50,000

Net cash provided by financing activities	85,000	54,682	388,703

Net increase (decrease) in cash	(97,664)	25,240	1,874

Cash, beginning of period	99,538	38	-

Cash, end of period	$1,874	$25,278	$1,874

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

VT International Corp. (the “Company”) was incorporated in Arizona on September 3, 2004.  On March 17, 2008, the Company entered into an Acquisition Agreement to acquire Nanotailor, Inc (n/k/a Nanotailor Materials, Inc.), a Delaware corporation (“Materials”), in a stock-for-stock exchange (the “Acquisition”).  The Acquisition closed as of April 30, 2008.  The Company issued 41,599,999 shares of common stock (or 52,000,000 shares of common stock prior to adjustment for a reverse stock split effective as of May 2008) to the shareholders of Materials in exchange for all classes of the outstanding stock of Materials. The parties intend that the transaction qualify as a “B reorganization” as defined in I.R.C. §368(a)(1)(B) and shall file all required elections and returns to report this transaction consistent with such intent.  Immediately after the Acquisition, the former stockholders of Materials held approximately 88.58% of the Company’s voting capital stock. Subsequent to the Acquisition, and pursuant to stockholder approval of the Plan and Agreement of Merger dated May 19, 2008 (the “Merger”), together with the Certificate of Merger filed with the State of Delaware on May 28, 2008 and Articles of Merger filed with the State of Arizona on May 29, 2008 the Company was merged with and into Nanotailor, Inc., a newly created Delaware corporation (“Nanotailor”).  The sole purpose of the Merger was to change the state of incorporation from Arizona to Delaware.  Nanotailor is the Surviving Corporation.

With the acquisition of Materials, and the Merger, the Company abandoned its peer-to-peer communications component business and entered the business of manufacturing Single-Walled Carbon Nanotubes (“SWNT”).  Materials, which is now a wholly owned subsidiary, was formed in 2007 and licensed the rights to a manufacturing process to create SWNTs using a process developed at NASA’s Goddard Flight Space Center. Since its formation, Nanotailor has been seeking capital to commercialize this license. There are two other U.S. licensees of this SWNT process.  Except for the license rights, Nanotailor has limited assets and is a developmental stage startup company that is just commencing manufacturing.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Equipment

Equipment is stated at cost.  Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company did not record any impairment loss in the period ended October 31, 2008.

Revenue Recognition

Revenue is to be recognized from sales of its products and services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of October 31, 2008.

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (February 1, 2007) through October 31, 2008, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of October 31, 2008, the Company had 32,045,364 warrants outstanding that could be converted into common stock.

Recent Accounting Pronouncements

SFAS No. 153 – In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29” (SFAS 153).  SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets.  The Company adopted the new standard in the first interim period beginning after June 15, 2005.  The impact of the adoption of SFAS 153 was not material to the Company’s overall results of operations or financial position.

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  The Company adopted the new standard for the period ended December 31, 2007.  The impact of the adoption of FIN 47 was not material to the Company’s overall results of operations or financial position.

SFAS No. 154 – In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the new standard for the period ended December 31, 2007. The impact of the adoption of SFAS 154 was not material to the Company’s overall results of operations or financial position.

SFAS No. 155 - In February 2006, FASB issued Statement 155, “Accounting for Certain Hybrid Financial Instruments”.  This Statement amends FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”, and FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  The Company adopted the new standard for the period ended December 31, 2007.  The impact of the adoption of SFAS 155 was not material to the Company’s overall results of operations or financial position.

SFAS No. 156 – In March 2006, the FASB issued Statement 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.  The effective date of this Statement is the date an entity adopts the requirements of this Statement.  The Company adopted the new standard for the period ended December 31, 2007.  The impact of the adoption of SFAS 155 was not material to the Company’s overall results of operations or financial position.

FASB Interpretation No. 48 – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the potential effect of FIN 48 on its financial statements.

SFAS No. 157 – In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financials statements.

SFAS No. 158 – In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

2.            GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(555,795) from inception (February 1, 2007) through October 31, 2008.

The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.            DUE TO RELATED PARTIES

The Company has outstanding notes payable to two directors and one employee, in the amount of $998 which includes the principal and interest.  Per the terms of the notes, they are due in one lump-sum payment six months after issuance, from September 27, 2007 to January 17, 2008, together with interest that accrues at the rate of 8% per annum.  The funds were used for working capital purposes.  The notes are not secured with any Company assets.  The notes are currently in default, the Company is currently in negotiations to reach a settlement.

4.            NOTES PAYABLE

During March through December 2007, the Company received advances evidence by a note payable in the amount of $10,163 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

During July 2007, the Company entered into a note payable for the amount of $2,920 from an unrelated party.  The interest rate is 18% and the terms are due in 90 day from issuance.  The funds were used for working capital purposes.  The note is not secured with any Company assets.  The note is currently in default and the Company is currently in negotiations to reach a settlement.

During August 2008, the Company entered into a note payable for the amount of $30,000 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

During September 2008, the Company entered into a note payable for the amount of $10,000 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

During October 2008, the Company entered into a note payable for the amount of $3,000 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

During October 2008, the Company entered into a note payable for the amount of $2,000 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

VCC Line of Credit

In connection with the Agreement, the Company obtained a line of credit, (“LOC”), in the amount of $50,000 from Visitalk Capital Corporation, (“VCC”), a major shareholder specifically to pay for the costs of a registration statement, including audit fees, legal costs and other related out-of-pocket costs.  Loans under this LOC are secured by a lien on the Company’s assets and shall be due in nine months from April 30, 2008 unless the registration statement is deemed effective, in which case the amount of the loans disbursed shall convert into common stock at 50% of the average market price for the 10 Trading Days subsequent to the registration effective date but not greater than $0.30 per share.  The balance outstanding under the LOC at October 31, 2008 is $40,000.

5.            COMMON STOCK

On April 4, 2007, the Company issued 42,000,000 shares of its common stock to Ubiquitous Technologies, Inc. in exchange for $30,300 in cash.  The shares had a fair value of $0.00057 per share.

On April 4, 2007, the Company issued 18,000,000 shares of its common stock to its officers for compensation of services rendered.  The shares had a fair value of $0.00057 per share, $12,982 total.

On March 17, 2008, the Company issued 44,983 shares of its common stock for anti-dilution reasons.  The shares had no value.

On March 17, 2008, the Company issued 2,032,853 shares of its common stock for services rendered.  The services received were valued at $20,962.

On April 25, 2008, the Company issued 8,387,394 shares of its common stock for the exercise of warrants.  As a result of the exercise, the Company received $209,683.

On April 30, 2008, the Company issued 1,280,000 shares of its common stock to two consultants in relation to the Agreement (See Note 1).  The shares had a fair value of $0.02 per share for a total of $32,000.

On August 6, 2008, the Company issued 575,000 shares of common stock to Janine Frieh, the CFO of the Company for compensation for services rendered.  The shares were valued by the Board of Directors at approximately $0.00483 per share, an aggregate of $2,776.

On August 6, 2008, the Company issued 575,000 shares of the Company common stock to Jeannette Benavides, an employee in consideration for her agreement to extend the termination date of her employment contract for one year from October 31, 2009 until October 31, 2010.  The shares were valued by the Board of Directors at approximately $0.00483 per share, an aggregate of $2,776.

On August 27, 2008, the Company issued 129,576 shares of the Company common stock to two consultants for services rendered.  The shares were valued by the Board of Directors at approximately $0.50 per share, an aggregate of $64,788.

6.            RELATED PARTY TRANSACTIONS

During the period of inception (February 1, 2007) to October 31, 2008, the Company paid $20,907 to one officer for consulting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction

Nanotailor, through its wholly owned subsidiary, Materials, is engaged in the business of developing, manufacturing, marketing and commercializing Single Walled Carbon Nanotubes (“SWNT” or “SWNTs”) based upon technology which is licensed from the National Aeronautics and Space Administration (“NASA”).

Plan of Operation

Our plan of operation is to continue to focus our efforts on commercializing and scaling our manufacturing process.  As a member of the Texas State Nanomaterials Applications Center (the “NAC”), we have access to the facilities and have been able to conduct engineering experiments which are aiding in the progress of the technology development, which we believe will aid us in the commercialization of our invention.  We have also initiated limited pre-sales activities with future customers as we have attended and shall continue to attend, various trade shows to meet and engage potential customers.  Based upon current estimates our management believes we will commence generating more significant revenues from operations commencing in July 2009. It should be noted that since executing our plan of operation is dependent upon our success in raising additional capital and generating sales the exact date of our scalable SWNT production is currently only an estimate and we cannot provide any assurances that the company will achieve this milestone in 2009.

Sales and Promotions Strategy

Our products will be promoted through a combination of direct sales and online sales.

To date, we have received very limited orders for SWNTs.  We have neither delivered nor received payment for these orders.  We anticipate that the majority of our sales will be direct to research institutions and companies (early technology adopters) which have independently determined to utilize single-walled tubes in their respective applications.

We will undertake our direct sales effort via an internal technical sales force, composed of two groups. The first group will handle ‘pre-sales’ activities, who shall generally be responsible for account management. The second group will handle ‘post-sales’ activities and shall take on the role of an applications engineer, assisting the customer as needed with respect to  the integration of SWNT into their products. As of the date of this Registration Statement, we have not determined who shall be a member of either group, or how many individuals we intend to utilize in these capacities.  At this time, our Director of Business Development, is responsible for our marketing efforts.

In addition, direct sales will be accomplished through an online catalog, where standard pricing for small quantity orders shall be available. Larger quantity requests shall be directed to the sales team.

           Our marketing communications strategy will encompass extensive promotions through traditional marketing sources and via the internet and shall be directed at commercial, government and institutional audiences. Our management intends that our marketing and communications strategy will be executed aggressively throughout North America. Our management currently anticipates that our promotional campaigns shall be comprised of digital and online marketing, direct marketing, print media advertising and public relations. To accomplish our sales goals, we expect to engage an Internet advertising network/agency to promote the sale of advertising space on the website.

Results of Operations

For the Six Months Ended October 31, 2008, the Six Months Ended October 31, 2007 and from Inception, February 1, 2007, to October 31, 2008

Revenues

For the six months ended October 31, 2007 and 2008 and for the period of inception, February 1, 2007, to October 31, 2008, we have experienced no revenues.  We anticipate having revenues from operations in fiscal 2009; however, there can be no assurance that we will have revenue from operations.

Operating Expenses

The main components of our operating expenses are consulting fees, legal and professional expenses, general and administrative expenses and interest expense.

Consulting Fees

During the six months ended October 31, 2008 our consulting fees totaled $108,040.  For the six months ended October 31, 2007 our consulting fees were $24,695.  Since inception, February 1, 2007, to October 31, 2008, our consulting fees were $197,118.  Consulting fees are expenses related to non-employee individuals and companies that assist us with various operational tasks.

Legal and Professional Expenses

During the six months ended October 31, 2008 our legal and professional expenses totaled $40,162, and we issued 1,249,266 shares of common stock (or 2,368,000 shares prior to the Exchange Agreement and the adjustment for the Reverse Split) valued at $14,000 to our attorneys in connection with legal services rendered.  For the six months ended October 31, 2007 our legal and professional expenses were $5,469.  Since inception, February 1, 2007, through October 31, 2008, our legal and professional expenses totaled $99,222, and we issued the aforementioned shares of our common stock to our attorneys in connection with legal services rendered.  Our legal and professional fees relate to the preparation of our audited financial statements, entering into various agreements, the Acquisition.  We expect to incur significant legal and professional fees until such time our Form 10 is effective and we are a reporting company, however, we cannot currently estimate the extent of these expenses.

General and Administrative Expenses

During the six months ended October 31, 2008 our general and administrative expenses totaled $137,789.  For the six months ended October 31, 2007 our general and administrative expenses were $2,266.  Since inception, February 1, 2007, through October 31, 2008, our general and administrative expenses were $256,374.  Our general and administrative expenses consist of payroll and employee related expenses, rent for our executive office and lab space, travel and office expenses.  At October 31, 2008, we had two full-time employees and one part-time employee.  During fiscal year ending April 30, 2009, we anticipate hiring additional full-time employees; provided, however, that the number of employees we hire is dependent upon our success in raising additional capital and generating sales.  At this time, the amount of monies raised through issuance of additional equity or through sales is unknown; accordingly, we cannot estimate how many full-time employees we will hire.

Interest Expense

During the six months ended October 31, 2008 our interest expense totaled $2,006.  For the six months ended October 31, 2007 our interest expense was $314.  Since our inception, February 1, 2007, through October 31, 2008, our interest expense was $3,081.  Interest expense directly relates to our borrowings from related parties and one note payable.  The interest rates on this debt range from 8% to 18% and the total amount of interest bearing debt outstanding at October 31, 2008 was $59, 081.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In view of the fact that we are registering our shares of common stock pursuant to this Form 10 as a smaller reporting company, this Item is not applicable to us pursuant to Item 305 of Regulation S-K.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our auditors identified material adjustments in the areas of valuation of marketable securities.

There have been no changes in our internal controls or in other factors that could affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On August 6, 2008, we issued 575,000 shares of common stock pursuant to Section 4(2) which was promulgated under the Act, to Janine Frieh, the CFO of the Company for compensation for services rendered.  The shares were valued by the Board of Directors at approximately $0.00483 per share, an aggregate of $2,776.

On August 6, 2008, we issued 575,000 shares of the Company common stock pursuant to Section 4(2) which was promulgated under the Act, to Jeannette Benavides, a employee in consideration for her agreement to extend the termination date of her employment contract for one year from October 31, 2009 until October 31, 2010.  The shares were valued by the Board of Directors at approximately $0.00483 per share, an aggregate of $2,776.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

31    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOTAILOR, INC.

Date: January 21, 2009	/s/ Ramon Perales
Ramon Perales
Chief Executive Officer, President