Form 10-Q
period 2009-01-31
Nanotailor, Inc.
filed 2009-04-23
CIK 1444819

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

NANOTAILOR, INC.

(Exact name of registrant as specified in its charter)

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

Yes ☒ No ☐

57,395,962 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of April 10, 2009.

Table of Contents
		Page

PART I. FINANCIAL INFORMATION
		F-1 - F-10
Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis and Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T.	Controls and Procedures.	7

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		8

CERTIFICATIONS		8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS	Page

Balance Sheets	F-1

Statements of Operations	F-2

Statement of Changes in Stockholders' Equity	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 - F-10

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	January 31, 2009 (Unaudited)	April 30, 2008

Current assets
Cash	$5,591	$99,538

Total current assets	5,591	99,538

Equipment, net of $3,160 and $1,429 accumulated depreciation, respectively	9,374	4,697

License agreement	20,000	20,000

Total assets	$34,965	$124,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$176,767	$21,232
Deferred revenue	100	-
Due to related parties	1,016	962
Notes payable	107,886	13,832

Total current liabilities	285,769	36,026

Stockholders’ equity (deficit)
Preferred stock, no par value; 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized, 56,895,962 and 55,349,719 shares issued and outstanding, respectively	56,896	55,349
Additional paid-in capital	377,451	300,658
Deficit accumulated during the development stage	(685,151)	(267,798)

Total stockholders’ equity (deficit)	(250,804)	88,209

Total liabilities and stockholders’ equity	$34,965	$124,235

See accompanying notes to financial statements

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
UNAUDITED

					For the period
	For the Three	For the Three	For the Nine	For the Nine	of Inception,
	Months Ended	Months Ended	Months Ended	Months Ended	February 1, 2007,
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	to January 31, 2009

Net revenue	$	$-	$-	$-	$-

Operating expenses
Consulting fees	29,179	29,000	137,219	53,695	226,297
Legal and professional	71,760	519	111,922	5,988	170,982
General and administrative	26,530	39,508	164,319	41,774	282,904
Interest expense	1,887	309	3,893	623	4,968

Total operating expenses	129,356	69,336	417,353	102,080	685,151

Loss before income taxes	(129,356)	(69,336)	(417,353)	(102,080)	(685,151)

Provision for income taxes	-	-	-	-	-

Net loss	$(129,356)	$(69,336)	$(417,353)	$(102,080)	$(685,151)

Net loss per common share – basic and diluted	$-	$-	$(0.01)	$-	$(0.03)

Weighted average of common shares – basic and diluted	56,732,194	45,682,325	56,149,393	45,682,325	23,797,428

See accompanying notes to financial statements

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (FEBRUARY 1, 2007) THROUGH
JANUARY 31, 2009
UNAUDITED

	Common Stock			Deficit
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)

Balance, February 1,2007	-	$-	$-	$-	$-

Issuance of common stock for cash	42,000,000	42,000	(11,700)	-	30,300

Issuance of common stock for compensation	18,000,000	18,000	(5,018)	-	12,982

Recapitalization	(16,395,511)	(16,396)	16,476	-	80

Net loss	-	-	-	(23,190)	(23,190)

Balance, April 30, 2007	43,604,489	$43,604	$(242)	$(23,190)	$20,172

Capital contribution	-	-	50,000	-	50,000

Anti-dilutive shares issued	44,983	45	(45)	-	-

Stock issued for services	2,032,853	2,033	18,929	-	20,962

Warrants exercised	8,387,394	8,387	201,296	-	209,683

Stock issued for services	1,280,000	1,280	30,720	-	32,000

Net loss	-	-	-	(244,608)	(244,608)

Balance, April 30, 2008	55,349,719	$55,349	$300,658	$(267,798)	$88,209

Stock issued for services	1,379,576	1,380	71,960	-	73,340

Issuance of common stock for cash	166,667	167	4,833	-	5,000

Net loss	-	-	-	(417,353)	(417,353)

Balance, January 31, 2009	56,895,962	$56,896	$377,451	$(685,151)	$(250,804)

See accompanying notes to financial statements

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
UNAUDITED

			For the Period of
	For the Nine	For the Nine	Inception,
	Months Ended	Months Ended	February 1, 2007,
	January 31, 2009	January 31, 2008	to January 31, 2009

Cash flows from operating activities
Net loss	$(417,353)	$(102,080)	$(685,151)
Adjustments to reconcile net loss to net cash provided by operating activities
Common stock issued for services	73,340	-	139,284
Depreciation	1,731	751	3,160
Changes in operating assets and liabilities
Deferred revenue	100	-	100
Increase in accrued expenses	158,643	14,244	181,029

Net cash used in operating activities	(183,539)	(87,085)	(361,578)

Cash flows used by investing activities
Purchase of equipment	(6,408)	-	(12,534)
Purchase of license agreement	-	-	(20,000)

Net cash used by investing activities	(6,408)	-	(32,534)

Cash flows from financing activities
Proceeds from issuance of related party debt	-	600	900
Proceeds from issuance of debt	91,000	42,820	103,820
Proceeds from issuance of common stock	5,000	-	244,983
Capital contribution	-	50,000	50,000

Net cash provided by financing activities	96,000	93,420	399,703

Net increase (decrease) in cash	(93,947)	6,335	5,591

Cash, beginning of period	99,538	38	-

Cash, end of period	$5,591	$6,373	$5,591

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

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

With the acquisition of Materials, and the Merger, the Company abandoned its peer-to-peer communications component business and entered the business of manufacturing Single-Walled Carbon Nanotubes (“SWNT”).  Materials, which is now a wholly owned subsidiary, was formed in 2007 and licensed the rights to a manufacturing process to create SWNTs using a process developed at NASA’s Goddard Flight Space Center.  The inventor of that process retired from NASA and is now an advisor to Nanotailor.  Since its formation, Nanotailor has been seeking capital to commercialize this license.  There are two other U.S. licensees of this SWNT process.  Except for the license rights, Nanotailor has limited assets and is a developmental stage startup company that is just commencing limited manufacturing.

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

Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company did not record any impairment loss in the period ended January 31, 2009.

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

Revenue Recognition

Revenue is to be recognized from sales of its products and services when (a) persuasive evidence of a sale with a customer exists, (b) services are rendered, (c) fee is fixed or determinable, and (d) collection of the fee is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of January 31, 2009.

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

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (February 1, 2007) through January 31, 2009, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of January 31, 2009, the Company had -0- warrants outstanding that could be converted into common stock.

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

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

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

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

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

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $(685,151) from inception (February 1, 2007) through January 31, 2009.

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

3.           DUE TO RELATED PARTIES

The Company has outstanding notes payable with two directors and one employee, including principal and interest in the amount of $1,016.  Per the terms of the notes, they are due in one lump-sum payment six months after issuance, from September 27, 2007 to January 17, 2008, together with interest that accrues at the rate of 8% per annum.  The funds are to be used for working capital purposes.  The notes are not secured with any Company assets.  The notes are currently in default, the Company is currently in negotiations to amend the due dates.

4.           NOTES PAYABLE

During March through December 2007, the Company received advances in the form of a note payable in the amount of $10,266 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

During July 2007, the Company entered into a note payable for the amount of $3,138 from an unrelated party.  The interest rate is 18% and the terms are due in 90 day from issuance.  The funds were used for working capital purposes.  The note is not secured with any Company assets.  The note is currently in default and the Company is in negotiations to amend the due dates

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

During August 2008, the Company entered into a note payable for the amount of $30,000 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

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

During November 2008, the Company entered into a note payable for the amount of $6,000 from an unrelated party.  The interest rate is 8% and the terms are due upon demand.  The funds were used for working capital purposes.  The note is not secured with any Company assets.

VCC Line of Credit

In connection with the Agreement, the Company obtained a line of credit, (“LOC”), in the amount of $50,000 from Visitalk Capital Corporation, (“VCC”), a major shareholder specifically to pay for the costs of a registration statement, including audit fees, legal costs and other related out-of-pocket costs.  Loans under this LOC are secured by a lien on the Company’s assets and shall be due in nine months from April 30, 2008 unless the registration statement is deemed effective, in which case the amount of the loans disbursed shall convert into common stock at 50% of the average market price for the 10 Trading Days subsequent to the registration effective date but not greater than $0.30 per share.  The balance outstanding under the LOC at January 31, 2009 is $40,000.  The LOC is currently in default and the Company is in negotiations to amend the due date

5.           COMMON STOCK

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

NANOTAILOR, INC. & SUBSIDIARY
Formerly VT International Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

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

On August 6, 2008, the Company issued 575,000 shares of the Company’s common stock to Jeannette Benavides, currently an advisor,  in consideration for services rendered.  The shares were valued by the Board of Directors at approximately $0.00483 per share, an aggregate of $2,776.

On August 27, 2008, the Company issued 129,576 shares of the Company’s common stock to two consultants for services rendered.  The shares were valued by the Board of Directors at approximately $0.50 per share, an aggregate of $64,788.

On November 4, 2008, the Company issued 100,000 shares of the Company’s common stock to a consulting group for services rendered.  The shares were valued by the Board of Directors at approximately $0.03 per share, an aggregate of $3,000.

On January 20, 2009, the Company issued 166,667 shares of the Company’s common stock to an unrelated individual pursuant to a Stock Subscriptions Agreement whereby the subscriber has the option to purchase up to 666,667 shares of the Company’s common stock at a price of $0.03 per share until expiration on March 31, 2009.

6.           RELATED PARTY TRANSACTIONS

During the period of inception (February 1, 2007) to January 31, 2009, the Company paid $26,398 to one officer for consulting fees and reimbursements.

7.           SUBSEQUENT EVENTS

During February and March 2009, the Company issued the remaining 500,000 shares of common stock to the subscriber pursuant to the Stock Subscription Agreement at $0.03 per share for a total of $15,000.  See Note 5.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Introduction

Nanotailor, through its wholly owned subsidiary, Materials, is engaged in the business of developing, manufacturing, marketing and commercializing Single Walled Carbon Nanotubes (“SWNT” or “SWNTs”) based upon technology which is licensed from the National Aeronautics and Space Administration (“NASA”).

Plan of Operations

Our plan of operation is to continue to focus our efforts on commercializing and scaling our manufacturing process.  As a member of the Texas State Nanomaterials Applications Center (the “NAC”), we have access to the facilities and have been able to conduct engineering experiments which are aiding in the progress of the technology development, which we believe will aid us in the commercialization of our invention.  We have also initiated limited pre-sales activities with future customers as we have attended and shall continue to attend, various trade shows to meet and engage potential customers.  Based upon current estimates our management believes we will commence generating revenues from operations by January 2010. It should be noted that since executing our plan of operation is dependent upon our success in raising additional capital and generating sales the exact date of our scalable SWNT production is currently only an estimate and we cannot provide any assurances that the company will achieve this milestone by January 2010.

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

We will undertake our direct sales effort via an internal technical sales force, composed of two groups. The first group will handle ‘pre-sales’ activities, who shall generally be responsible for account management. The second group will handle ‘post-sales’ activities and shall take on the role of an applications engineer, assisting the customer as needed with respect to  the integration of SWNT into their products. As of the date of this Registration Statement, we have not hired anyone to fill these roles but anticipate doing so as cash flow provides for such activities.  At this time, our Director of Business Development, is responsible for our marketing efforts.

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

Results of Operations

For the Three Months Ended January 31, 2009 as compared to the Three Months Ended January 31, 2008

Revenues

For the three months ended January 31, 2009 and 2008 we have experienced no revenues.  We anticipate having revenues from operations in fiscal 2010; however, there can be no assurance that we will have revenue from operations.

Operating Expenses

The main components of our operating expenses are consulting fees, legal and professional expenses, general and administrative expenses and interest expense.

5

Consulting Fees

During the three months ended January 31, 2009 our consulting fees totaled $29,179.  For the three months ended January 31, 2008 our consulting fees were $29,000.  Consulting fees are expenses related to non-employee individuals and companies that assist us with various operational tasks.

Legal and Professional Expenses

During the three months ended January 31, 2009 our legal and professional expenses totaled $71,760 For the three months ended January 31, 2008 our legal and professional expenses were $519.   Our legal and professional fees relate to the preparation of our audited financial statements, entering into various agreements and the Acquisition.  We expect to incur significant legal and professional fees until such time our Form 10 is effective, however, we cannot currently estimate the extent of these expenses.

General and Administrative Expenses

During the three months ended January 31, 2009 our general and administrative expenses totaled $26,530.  For the three months ended January 31, 2009 our general and administrative expenses were $39,508.   Our general and administrative expenses consist of payroll and employee related expenses, rent for our executive office and lab space, travel and office expenses.  At January 31, 2009, we had one full-time employee.  During fiscal year ending April 30, 2010, we anticipate hiring additional full-time employees; provided, however, that the number of employees we hire is dependent upon our success in raising additional capital and generating sales.  At this time, the amount of monies we anticipate raising through issuance of additional equity or through sales is unknown; accordingly, we cannot estimate how many full-time employees we will hire.

Interest Expense

During the three months ended January 31, 2009 our interest expense totaled $1,887.  For the three months ended January 31, 2008 our interest expense was $309.   Interest expense directly relates to our borrowings from related parties and one note payable.  The interest rates on this debt range from 8% to 18% and the total amount of interest bearing debt outstanding at January 31, 2009 was $108,902.

For the Nine Months Ended January 31, 2009, the Nine Months Ended January 31, 2008 and from Inception, February 1, 2007, to January 31, 2009

Revenues

For the nine months ended January 31, 2009 and 2008 and for the period of inception, February 1, 2007, to January 31, 2009, we have experienced no revenues.  We anticipate having revenues from operations in fiscal 2010; however, there can be no assurance that we will have revenue from operations.

Operating Expenses

The main components of our operating expenses are consulting fees, legal and professional expenses, general and administrative expenses and interest expense.

Consulting Fees

During the nine months ended January 31, 2009 our consulting fees totaled $137,219.  For the nine months ended January 31, 2008 our consulting fees were $53,695.  Since inception, February 1, 2007, to January 31, 2009, our consulting fees were $226,297.  Consulting fees are expenses related to non-employee individuals and companies that assist us with various operational tasks.

Legal and Professional Expenses

During the nine months ended January 31, 2009 our legal and professional expenses totaled $111,922, and we issued 1,249,266 shares of common stock (or 2,368,000 shares prior to the Exchange Agreement and the adjustment for the Reverse Split) valued at $14,000 to our attorneys in connection with legal services rendered.  For the nine months ended January 31, 2008 our legal and professional expenses were $5,988.  Since inception, February 1, 2007, through January 31, 2009, our legal and professional expenses totaled $170,982, and we issued the aforementioned shares of our common stock to our attorneys in connection with legal services rendered.  Our legal and professional fees relate to the preparation of our audited financial statements, entering into various agreements and the Acquisition.  We expect to incur significant legal and professional fees until such time our Form 10 is effective, however, we cannot currently estimate the extent of these expenses.

6

General and Administrative Expenses

During the nine months ended January 31, 2009 our general and administrative expenses totaled $164,319.  For the nine months ended January 31, 2009 our general and administrative expenses were $41,774.  Since inception, February 1, 2007, through January 31, 2009, our general and administrative expenses were $282,904.  Our general and administrative expenses consist of payroll and employee related expenses, rent for our executive office and lab space, travel and office expenses.  At January 31, 2009, we had one full-time employee.  During fiscal year ending April 30, 2010, we anticipate hiring additional full-time employees; provided, however, that the number of employees we hire is dependent upon our success in raising additional capital and generating sales.  At this time, the amount of monies we anticipate raising through issuance of additional equity or through sales is unknown; accordingly, we cannot estimate how many full-time employees we will hire.

Interest Expense

During the nine months ended January 31, 2009 our interest expense totaled $3,893.  For the nine months ended January 31, 2008 our interest expense was $623.  Since our inception, February 1, 2007, through January 31, 2009, our interest expense was $4,968.  Interest expense directly relates to our borrowings from related parties and one note payable.  The interest rates on this debt range from 8% to 18% and the total amount of interest bearing debt outstanding at January 31, 2009 was $108,902.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In view of the fact that we are a smaller reporting company, this Item is not applicable to us pursuant to Item 305 of Regulation S-K.

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

On August 6, 2008, we issued 575,000 shares of the Company common stock pursuant to Section 4(2) which was promulgated under the Act, to Jeannette Benavides, an advisor, in consideration for services rendered.  The shares were valued by the Board of Directors at approximately $0.00483 per share, an aggregate of $2,776.

On August 27, 2008, we issued 129,576 shares of common stock pursuant to Section 4(2) which was promulgated under the Act, to two consultants for services rendered.  The shares were valued by the Board of Directors at approximately $0.50 per share, an aggregate of $64,788.

On November 4, 2008, we issued 100,000 shares of common stock pursuant to Section 4(2) which was promulgated under the Act, to a consulting group for services rendered.  The shares were valued by the Board of Directors at approximately $0.03 per share, an aggregate of $3,000.

On January 20, 2009, we issued 166,667 shares of common stock pursuant to Section 4(2) which was promulgated under the Act, to an unrelated individual pursuant to a Stock Subscription Agreement at $0.03 per share for a total of $5,000.

7

On February 27, 2009, we issued 333,333 shares of common stock pursuant to Section 4(2) which was promulgated under the Act, to an unrelated individual pursuant to a Stock Subscription Agreement at $0.03 per share for a total of $10,000.

On March 20, 2009, we issued 166,667 shares of common stock pursuant to Section 4(2) which was promulgated under the Act, to an unrelated individual pursuant to a Stock Subscription Agreement at $0.03 per share for a total of $5,000.

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

NANOTAILOR, INC.

Date: April 22, 2009	/s/ Ramon Perales
Ramon Perales
Chief Executive Officer, President

8